Form 10-K
period 2024-12-31
BMO 2023-C6 Mortgage Trust
filed 2025-03-31
CIK 1987419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

  Not applicable.

EXPLANATORY NOTES

1.  The 11 West 42nd Street mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 11 West 42nd Street mortgage loan and each of the related companion loan(s) are serviced pursuant to BANK5 2023-5YR3 PSA (as defined in Item 15 below).

2.  The Back Bay Office mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Four Springs Net Lease Portfolio mortgage loan, which represented approximately 3.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The J&O Industrial Facility mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Novolex Portfolio mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-B39 PSA (as defined in Item 15 below).

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

4.  The CX – 250 Water Street mortgage loan, which represented approximately 7.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The CX – 250 Water Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the MWSF 2023-2 PSA (as defined in Item 15 below).

5.  The Healthcare Trust MOB Portfolio mortgage loan, which represented approximately 9.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Healthcare Trust MOB Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C20 PSA (as defined in Item 15 below).

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

7.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA and (ii) Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA, are not included in this report on Form 10-K because each of Greystone Servicing Company LLC and Situs Holdings, LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the Benchmark 2023-B39 PSA, the BMO 2023-C5 PSA, the MWSF 2023-2 PSA, the BBCMS 2023-C20 PSA, and the Benchmark 2023-B40 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

8.  This report on Form 10-K does not include the servicer compliance statements of (i) Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA, (ii) K-Star Asset Management LLC, as special servicer for the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA and (iii) Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA, because each of Greystone Servicing Company LLC, K-Star Asset Management LLC and Situs Holdings, LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the Benchmark 2023-B39 PSA, the BMO 2023-C5 PSA, the MWSF 2023-2 PSA, the BBCMS 2023-C20 PSA and the Benchmark 2023-B40 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.6) Pooling and Servicing Agreement, dated as of July 1, 2023 (the “BBCMS 2023-C20 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, KeyBank National Association, as Ashburn Data Center special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated August 30, 2023, and filed by the registrant on August 30, 2023 under Commission File No. 333-255934-07, and is incorporated by reference herein). (See Explanatory Note 5 and Explanatory Note 5)

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

33.3 Park Bridge Lender Services LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 KeyBank National Association, as primary servicer

33.7 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

33.8 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

33.9 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (omitted; see Explanatory Note 7)

33.10 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

33.11 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.12 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.4)

33.13 KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 33.6)

33.14 LNR Partners, LLC, as special servicer for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA.

33.15 Park Bridge Lender Services LLC, as operating advisor for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see exhibit 33.3)

33.16 Computershare Trust Company, National Association, as custodian for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see Exhibit 33.5)

33.17 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced (see Exhibit 33.1).

33.19 LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 33.14)

33.20 Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 33.10)

33.21 Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.22 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced. (see Exhibit 33.4)

33.23 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced (see Exhibit 33.1).

33.24 K-Star Asset Management LLC, as special servicer for the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA.

33.25 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 7)

33.26 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see exhibit 33.3)

33.27 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 33.5)

33.28 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 33.1)

33.30 Rialto Capital Advisors, LLC, as special servicer for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.2)

33.31 Park Bridge Lender Services LLC, as operating advisor for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.3)

33.32 Computershare Trust Company, National Association, as custodian for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.5)

33.33 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 33.4)

33.34 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.7)

33.35 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.8)

33.36 Argentic Services Company LP, as special servicer for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

33.37 BellOak, LLC, as operating advisor for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

33.38 Computershare Trust Company, National Association, as custodian for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.5)

33.39 Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.3 Park Bridge Lender Services LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 KeyBank National Association, as primary servicer

34.7 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

34.8 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

34.9 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (omitted; see Explanatory Note 7)

34.10 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

34.11 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.12 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.4)

34.13 KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 34.6)

34.14 LNR Partners, LLC, as special servicer for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA.

34.15 Park Bridge Lender Services LLC, as operating advisor for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see exhibit 34.3)

34.16 Computershare Trust Company, National Association, as custodian for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see Exhibit 34.5)

34.17 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced (see Exhibit 34.1).

34.19 LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 34.14)

34.20 Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 34.10)

34.21 Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.22 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced. (see Exhibit 34.4)

34.23 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced (see Exhibit 34.1).

34.24 K-Star Asset Management LLC, as special servicer for the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA.

34.25 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 7)

34.26 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see exhibit 34.3)

34.27 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 34.5)

34.28 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.29 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 34.1)

34.30 Rialto Capital Advisors, LLC, as special servicer for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.2)

34.31 Park Bridge Lender Services LLC, as operating advisor for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.3)

34.32 Computershare Trust Company, National Association, as custodian for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.5)

34.33 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 34.4)

34.34 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.7)

34.35 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.8)

34.36 Argentic Services Company LP, as special servicer for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

34.37 BellOak, LLC, as operating advisor for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

34.38 Computershare Trust Company, National Association, as custodian for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.5)

34.39 Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 Rialto Capital Advisors, LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 KeyBank National Association, as primary servicer

35.5 Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced. (see exhibit 35.1)

35.7 KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 35.4)

35.8 LNR Partners, LLC, as special servicer for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA.

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 35.1)

35.10 Rialto Capital Advisors, LLC, as special servicer for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 35.2)

35.11 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 35.5)

35.12 Argentic Services Company LP, as special servicer for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced. (see exhibit 35.1)

35.14 LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 35.8)

99.1  Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated August 30, 2023, and filed on August 30, 2023 under Commission File No. 333-255934-07, and is incorporated by reference herein).

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

Date: March 31, 2025