Form 10-K
period 2025-12-31
BMO 2023-C6 Mortgage Trust
filed 2026-03-31
CIK 1987419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The 11 West 42nd Street mortgage loan, which represented approximately 4.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The 11 West 42nd Street mortgage loan and each of the related companion loan(s) are serviced pursuant to BANK5 2023-5YR3 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 2023-5YR3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-07.

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

4.  The CX – 250 Water Street mortgage loan, which represented approximately 7.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The CX – 250 Water Street mortgage loan and each of the related companion loan(s) are serviced pursuant to the MWSF 2023-2 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the MWSF 2023-2 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-07.

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

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK5 2023-5YR3 PSA”), by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated September 28, 2023, and filed on October 4, 2023 under Commission File No. 333-255934-07, and is incorporated by reference herein). (See Explanatory Note 1)

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

(4.5) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “MWSF 2023-2 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated December 21, 2023, and filed by the registrant on December 28, 2023 under Commission File No. 333-255934-07, and is incorporated by reference herein). (See Explanatory Note 4)

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

33.3 Park Bridge Lender Services LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 KeyBank National Association, as primary servicer

33.7 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

33.8 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

33.9 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

33.10 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (omitted; see Explanatory Note 7)

33.11 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

33.12 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.13 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 33.4)

33.14 KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 33.6)

33.15 LNR Partners, LLC, as special servicer for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA.

33.16 Park Bridge Lender Services LLC, as operating advisor for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see exhibit 33.3)

33.17 Computershare Trust Company, National Association, as custodian for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see Exhibit 33.5)

33.18 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced (see Exhibit 33.1).

33.20 LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 33.15)

33.21 Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 33.11)

33.22 Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 33.5)

33.23 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced. (see Exhibit 33.4)

33.24 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced (see Exhibit 33.1).

33.25 K-Star Asset Management LLC, as special servicer for the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA.

33.26 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 7)

33.27 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see exhibit 33.3)

33.28 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 33.5)

33.29 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.30 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 33.1)

33.31 Rialto Capital Advisors, LLC, as special servicer for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.2)

33.32 Park Bridge Lender Services LLC, as operating advisor for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.3)

33.33 Computershare Trust Company, National Association, as custodian for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.5)

33.34 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 33.4)

33.35 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.7)

33.36 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.8)

33.37 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.9)

33.38 Argentic Services Company LP, as special servicer for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

33.39 BellOak, LLC, as operating advisor for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

33.40 Computershare Trust Company, National Association, as custodian for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.5)

33.41 Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.3 Park Bridge Lender Services LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 KeyBank National Association, as primary servicer

34.7 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

34.8 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

34.9 CoreLogic Solutions, LLC, as servicing function participant under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

34.10 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (omitted; see Explanatory Note 7)

34.11 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA.

34.12 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.13 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced. (see Exhibit 34.4)

34.14 KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 34.6)

34.15 LNR Partners, LLC, as special servicer for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA.

34.16 Park Bridge Lender Services LLC, as operating advisor for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see exhibit 34.3)

34.17 Computershare Trust Company, National Association, as custodian for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA. (see Exhibit 34.5)

34.18 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced (see Exhibit 34.1).

34.20 LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 34.15)

34.21 Pentalpha Surveillance LLC, as operating advisor for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 34.11)

34.22 Computershare Trust Company, National Association, as custodian for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see Exhibit 34.5)

34.23 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced. (see Exhibit 34.4)

34.24 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced (see Exhibit 34.1).

34.25 K-Star Asset Management LLC, as special servicer for the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA.

34.26 Situs Holdings, LLC, as special servicer for the Back Bay Office mortgage loan under the Benchmark 2023-B39 PSA. (omitted; see Explanatory Note 7)

34.27 Park Bridge Lender Services LLC, as operating advisor for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see exhibit 34.3)

34.28 Computershare Trust Company, National Association, as custodian for the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan under the Benchmark 2023-B39 PSA. (see Exhibit 34.5)

34.29 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.30 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 34.1)

34.31 Rialto Capital Advisors, LLC, as special servicer for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.2)

34.32 Park Bridge Lender Services LLC, as operating advisor for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.3)

34.33 Computershare Trust Company, National Association, as custodian for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.5)

34.34 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 34.4)

34.35 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.7)

34.36 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.8)

34.37 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.9)

34.38 Argentic Services Company LP, as special servicer for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

34.39 BellOak, LLC, as operating advisor for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

34.40 Computershare Trust Company, National Association, as custodian for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.5)

34.41 Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 Rialto Capital Advisors, LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 KeyBank National Association, as primary servicer

35.5 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

35.6 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan is serviced.

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B39 PSA, pursuant to which the Back Bay Office mortgage loan, the Four Springs Net Lease Portfolio mortgage loan, the J&O Industrial Facility mortgage loan and the Novolex Portfolio mortgage loan are serviced. (see exhibit 35.1)

35.8 KeyBank National Association, as master servicer under the BBCMS 2023-C20 PSA, pursuant to which the Healthcare Trust MOB Portfolio mortgage loan is serviced. (see Exhibit 35.4)

35.9 LNR Partners, LLC, as special servicer for the Healthcare Trust MOB Portfolio mortgage loan under the BBCMS 2023-C20 PSA.

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Brier Creek Commons mortgage loan is serviced. (see Exhibit 35.1)

35.11 Rialto Capital Advisors, LLC, as special servicer for the Brier Creek Commons mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 35.5)

35.13 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the CX - 250 Water Street mortgage loan is serviced. (see Exhibit 35.6)

35.14 Argentic Services Company LP, as special servicer for the CX - 250 Water Street mortgage loan under the MSWF 2023-2 PSA.

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B40 PSA, pursuant to which the Fashion Valley Mall mortgage loan mortgage loan is serviced. (see exhibit 35.1)

35.16 LNR Partners, LLC, as special servicer for the Fashion Valley Mall mortgage loan mortgage loan under the Benchmark 2023-B40 PSA. (see exhibit 35.9)

99.1  Mortgage Loan Purchase Agreement, dated as of August 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated August 30, 2023, and filed on August 30, 2023 under Commission File No. 333-255934-07, and is incorporated by reference herein).

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

Date: March 31, 2026